Form 10-K
period 1998-12-31
GREENWICH CAPITAL ACCEPTANCE INC
filed 1999-12-08
CIK 826219

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -----------

                                   FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 1998
                                -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to __________

                     Commission file number: 333-67327-01
                                             ------------


                      Greenwich Capital Acceptance, Inc.,
          Resecuritization Mortgage Trust Certificates, Series 1998-C
          -----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                06-1199884
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

         600 Steamboat Road
         Greenwich, Connecticut                             06830
----------------------------------------  ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (203) 622-2700
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1998: Not applicable
                       --------------

DOCUMENTS INCORPORATED BY REFERENCE


                                Not Applicable.
                                --------------


                                     * * *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust entitled Resecuritization Mortgage Trust, Series 1998-C (the "Trust") formed pursuant to the agreement dated as of December 1, 1998 (the "Trust Agreement") among Greenwich Capital Acceptance, Inc., as depositor (the "Company"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of Resecuritization Mortgage Trust Certificates, Series 1998-C (the "Certificates").

PART I


ITEM 1.  BUSINESS

         Not applicable.

ITEM 2.  PROPERTIES

         The Certificates, in the aggregate, represent the beneficial ownership in a Trust consisting of residential mortgage asset-backed certificates (the "Underlying Securities"). Even though the trusts which issued the Underlying Securities (the "Underlying Trusts") may acquire title to real estate upon default of the mortgagors under the Mortgage Loans held in to the Underlying Trusts, the Trust cannot obtain title to any real estate. Therefore, this item is inapplicable.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Trustee or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Certificates.

         (b) As of December 31, 1998, there were 3 holders of record of the Certificates.

         (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's filings on Form 8-K.)

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Monthly Payment Date Statement distributed to Certificateholders, dated December 30, 1998 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated January 27, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated March 1, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated March 29, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated April 29, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated May 27, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated June 29, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated July 29, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated August 30, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated September 28, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated October 28, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

         Monthly Payment Date Statement distributed to Certificateholders, dated November 30, 1999 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets for (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents in the aggregate outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Company is not aware of any Schedule 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

        Class A-1                  Principal Balance                 Percentage
        ---------                  -----------------                 ----------
  BBL USA Capital Corp.           $20,026,000 (initial)                 100%
  630 Fifth Avenue
  New York, New York  10111

        Class A-2                 Principal Balance                Percentage
        ---------                 -----------------                ----------
  St. Francis Bank              $15,518,000 (initial)                 100%
  13400 Bishop's Lane
  Brookfield, WI  53005

        Class R                   Principal Balance                Percentage
        -------                   -----------------                ----------
  Ailesbury Finance LLP             $80 (initial)                    99.999%
  1912 Capitol Ave., Suite 406
  Cheyenne, WY  82001

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The required exhibits are as follows:

                        Exhibit 3(i): Copy of Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-42443)).

                        Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-42443)).

         (b) On December 6, 1999 the current report on Form 8-K was filed in order to provide the statements for the monthly distribution to the holders of Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c) Not applicable.

         (d) Omitted.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREENWICH CAPITAL ACCEPTANCE, INC.


                                       By:  /s/ Robert J. McGinnis
                                            ----------------------------------
                                                    Robert J. McGinnis
                                                         President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         Signature                                Title                                      Date
         ---------                                -----                                      ----
                                         President
/s/ Robert J. McGinnis                   (Principal Executive Officer)              December 8, 1999
---------------------------
         Robert J. McGinnis
                                         Chief Financial Officer
                                         (Principal Financial Officer and
/s/ John M. Ryan                         Principal Accounting Officer)              December 8, 1999
---------------------------
         John M. Ryan
                                         Senior Vice President,
/s/ John C. Anderson                     Secretary and Director                     December 8, 1999
------------------------------------
         John C. Anderson

/s/ Jay N. Levine                        Director                                   December 8, 1999
---------------------------
         Jay N. Levine


EXHIBIT INDEX


                                                                    Sequential
Exhibit  Document                                                   Page Number
-------  --------                                                   -----------

3(i) Company's Restated Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-11
         (File No.33-42443)) *

3(ii)    Company's By-laws (Filed as an Exhibit to Registration
         Statement on Form S-11 (File No. 33-42443))  *









---------------------

*        Incorporated herein by reference.