Form 10-K
period 1999-12-31
GREENWICH CAPITAL ACCEPTANCE INC
filed 2000-03-29
CIK 826219

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended:   December 31, 1999
                                      -----------------

                                      OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

                       Commission file number: 333-67327

                      Greenwich Capital Acceptance, Inc.,

          Resecuritization Mortgage Trust Certificates, Series 1999-B
          -----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                06-1199884
--------------------------------           ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

         600 Steamboat Road

         Greenwich, Connecticut                           06830
----------------------------------------        ------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (203) 622-2700
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                          --------------

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1998: Not applicable
                      --------------


DOCUMENTS INCORPORATED BY REFERENCE


                                Not Applicable.

                                     * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust entitled Resecuritization Mortgage Trust, Series 1999-B (the "Trust") formed pursuant to the agreement dated as of October 1, 1999 (the "Trust Agreement") among Greenwich Capital Acceptance, Inc., as depositor (the "Company"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of Resecuritization Mortgage Trust Certificates, Series 1999-B (the "Certificates").

PART I

ITEM 1.           BUSINESS

                  Not applicable.

ITEM 2.           PROPERTIES

                  The Certificates, in the aggregate, represent the beneficial ownership in a Trust consisting of residential mortgage asset-backed certificates (the "Underlying Securities"). Even though the trusts which issued the Underlying Securities (the "Underlying Trusts") may acquire title to real estate on upon default of the mortgagors under the Mortgage Loans held in the Underlying Trusts, the Trust cannot obtain title to any real estate. Therefore, this item is inapplicable.

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

                  (b) As of December 31, 1999, there were 14 holders of record of the Certificates.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Monthly Payment Date Statement distributed to
                  Certificateholders, dated November 19, 1998 and filed with the Securities and Exchange Commission on Form 8-K on December 6, 1999.

                  Monthly Payment Date Statement distributed to
                  Certificateholders, dated December 19, 1999 and filed with the Securities and Exchange Commission on Form 8-K on March 28, 2000.

                  Monthly Payment Date Statement distributed to
                  Certificateholders, dated January 19, 2000 and filed with the Securities and Exchange Commission on Form 8-K on March 28, 2000.

                  Monthly Payment Date Statement distributed to
                  Certificateholders, dated February 19, 2000 and filed with the Securities and Exchange Commission on Form 8-K on March 28, 2000.

                  Monthly Payment Date Statement distributed to
                  Certificateholders, dated March 19, 2000 and filed with the Securities and Exchange Commission on Form 8-K on March 28, 2000.

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

                    Class A-1           Principal Balance           Percentage
                    ---------           -----------------           ----------
    TPTM Supervisor                          $125,000,000             55.80%
    4 New York Plaza
    13th Floor

    New York, NY  10004
    Georgia Staniback                        $ 99,000,000             44.19%
    5 New York Plaza
    21st Floor
    New York, NY  10004


                    Class A-2           Principal Balance           Percentage
                    ---------           -----------------           ----------
    Issuer Services                          $29,613,000              100.00%
    c/o ADP Proxy Services
    S 1 Mercedes Way
    Edgewood, NY  11717


                    Class A-3           Principal Balance           Percentage
                    ---------           -----------------           ----------
    Cecile Lamarco                         $19,900,000                100.00%
    925 Patterson Plank Rd.
    Secaucus, NJ  07094

                    Class A-4           Principal Balance           Percentage
                    ---------           -----------------           ----------
    Cecile Lamarco                         $13,708,000                100.00%
    925 Patterson Plank Rd.
    Secaucus, NJ  07094

                    Class A-5           Principal Balance           Percentage
                    ---------           -----------------           ----------
    John Lasher                            $3,500,000                 10.96%
    c/o BT Service Tennessee Inc.
    648 Grassmere Park Drive
    Nashville, TN  37221

    Constance Holloway                     $2,000,000                  6.26%
    c/o Mellon Bank
    Three Mellon Bank Center
    Pittsburgh, PA  15258

    Jarvis A. McKee                        $18,728,500                 5.86%
    801 s. Canal
    Chicago, IL  60607

    Joseph J Callahan                      $4,400,000                 13.78%
    1776 Heritage Drive
    Global Corporate Action Unit
    North Quincy, MA  02171

                    Class A-R           Principal Balance           Percentage
                    ---------           -----------------           ----------
    Greenwich Capital Markets, Inc.          $48.00                    100%
    600 Steamboat Road
    Greenwich, CT  06830


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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

                  (a)      The required exhibits are as follows:

                                    Exhibit 3(i): Copy of Company's
                           Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-42443)).

                                    Exhibit 3(ii): Copy of Company's By-laws
                           (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-42443)).

                  (b) On March 28, 2000 the current report on Form 8-K was filed in order to provide the statements for the monthly distributions to the holders of Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                  (c)      Not applicable.

                  (d)      Omitted.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREENWICH CAPITAL ACCEPTANCE, INC.


                                        By:    /s/ Robert J. McGinnis
                                           --------------------------------
                                                   Robert J. McGinnis
                                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         Signature                                Title                                      Date
         ---------                                -----                                      ----

                                         President
/s/ Robert J. McGinnis                   (Principal Executive Officer)              March 27, 2000
---------------------------
         Robert J. McGinnis

                                         Chief Financial Officer
                                        (Principal Financial Officer and
/s/ John M. Ryan                         Principal Accounting Officer)              March 27, 2000
---------------------------
         John M. Ryan

                                         Senior Vice President,
/s/ John C. Anderson                     Secretary and Director                     March 27, 2000
------------------------------------
         John C. Anderson

/s/ Jay N. Levine                        Director                                   March 27, 2000
---------------------------
         Jay N. Levine



EXHIBIT INDEX

                                                                     Sequential
Exhibit  Document                                                   Page Number
-----------------                                                   -----------

3(i) Company's Restated Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-11 (File No.33-42443)) *

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-42443)) *

__________________
*        Incorporated herein by reference.