Form 10-K
period 1999-12-31
GREENWICH CAPITAL ACCEPTANCE INC
filed 2000-03-31
CIK 826219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-K



                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
      Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-90547

    Greenwich Capital Acceptance, Inc.
(Exact name of registrant as specified in its charter)

    Delaware                          06-1442101
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification No.)

600 Steamboat Road
Greenwich, Connecticut                                06830

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (203) 625-2700

    Securities registered pursuant to Section 12(b) of the Act
          NONE
    Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes                X No *
The closing date for the transaction was in December 1999

                                        PART I

Item 2.  Properties
    Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were under 300 participants in the DTC system holding positions in the Cede certificates.
    The following were Noteholders and Certificateholders of record as of the end of the reporting year.
    Fifth Third Mortgage Loan Trust Mortgage Loan Pass-Through Certificates
    Series 1999-1  Class A-1          Cede & Co.                      100.00%
    Series 1999-1  Class A-2          Cede & Co.                      100.00%
    Series 1999-1  Class B-1          Fifth Third Bank, Florida         6.46%
    Series 1999-1  Class B-1          Fifth Third Bank, Central Ohio   16.69%
    Series 1999-1  Class B-1          Fifth Third Bank, Indiana         5.65%
    Series 1999-1  Class B-1          Fifth Third Bank, Kentucky       14.95%
    Series 1999-1  Class B-1          Fifth Third Bank, Northern Ken    3.01%
    Series 1999-1  Class B-1          Fifth Third Bank, Northwestern   15.44%
    Series 1999-1  Class B-1          Fifth Third Bank, Ohio Valley     0.64%
    Series 1999-1  Class B-1          Fifth Third Bank, Southwest       4.48%
    Series 1999-1  Class B-1          Fifth Third Mortgage Company     32.67%
    Series 1999-1  Class B-2          Fifth Third Bank, Central Ohio   17.13%
    Series 1999-1  Class B-2          Fifth Third Bank, Florida         3.61%
    Series 1999-1  Class B-2          Fifth Third Bank, Indiana         9.98%
    Series 1999-1  Class B-2          Fifth Third Bank, Kentucky       11.35%
    Series 1999-1  Class B-2          Fifth Third Bank, Northern Ken    3.74%
    Series 1999-1  Class B-2          Fifth Third Bank, Northwestern   13.23%
    Series 1999-1  Class B-2          Fifth Third Bank, Ohio Valley     1.03%
    Series 1999-1  Class B-2          Fifth Third Bank, Southwest       7.86%
    Series 1999-1  Class B-2          Fifth Third Mortgage Company     32.07%

    Fifth Third Bank, Central Ohio
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Florida
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Indiana
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Kentucky
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Northern Kentucky
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Northwestern
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Ohio Valley
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Bank, Southwest
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    Fifth Third Mortgage Company
    38 Fountain Square Plaza
    ATTN John Dequattro
    MD 1090A3
    Cincinnati, OH  45263

    There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
    Cede & Co.
    c/o The Depository Trust Company
    Seven Hanover Square
    New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
    There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1.  Not Applicable
          2.  Not Applicable
          3.  Exhibits
               99.1  Annual Summary Statement
               99.2  Annual Statement as to Compliance.
               99.3  Annual Independent Public
                        Accountant's Servicing Report.

    (b)   Reports on Form 8-K
    No 8-K Filed in 1999





    (c)    See (a) 3 above

    (d)    Not Applicable



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenwich Capital Acceptance, Inc.
Fifth Third Mortgage Trust 1999-1 Mortgage Loan Pass-Through Certificates, Series 1999-1

    /s/  John Graham, Vice President
    Greenwich Capital Acceptance, Inc.



Date: March 31, 1999


                       EXHIBIT INDEX

    Exhibit Number     Description
             99.1      Annual Summary Statement
             99.2      Annual Statement of Compliance
             99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

    Greenwich Capital Acceptance, Inc.
    Fifth Third Mortgage Trust 1999-1 Mortgage Loan Pass-Through Certificates, Series 1999-1
              Summary of Aggregate Amounts or End of Year Amounts

    Pool Balance                        648,624,969.62
    Principal          Collections        2,521,572.84
    Realized Loss                                 0.00
    Interest           Collections        3,711,758.21
    Servicer           Fees                       0.00
    Trustee            Fees                       0.00





                                  Number     Stated Principal Bal
    30-59 days deliquen              1        285,810.34
    60-89 days deliquen              0              0.00
    90+ days deliquent               0              0.00
    Foreclosures                     0              0.00
    Bankruptcies                     0              0.00
    REO Properties                   0              0.00


    Certificate            Balance              Interest      Principal

    Class A-1           253,248,700.00            0.00          0.00
    Class A-2           370,894,600.00            0.00          0.00
    Class B-1             8,507,125.62            0.00          0.00
    Class B-2            18,496,116.84            0.00          0.00







       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
    To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
    To be supplied upon receipt by the Trustee