Form 10-K/A
period 1999-12-31
GREENWICH CAPITAL ACCEPTANCE INC
filed 2000-04-20
CIK 826219

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

Commission file Number 333-34330

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



DateMarch 31, 1999


                       EXHIBIT INDEX

    Exhibit Number     Description
             99.1      Annual Summary Statement
             99.2      Annual Statement of Compliance
             99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

    Greenwich Capital Acceptance, Inc.
    Fifth Third Mortgage Trust 1999-1 Mortgage Loan Pass-Through Certificates, Series 1999-1
              Summary of Aggregate Amounts or End of Year Amounts

    Pool Balance                        648,624,969.62
    Principal          Collections        2,521,572.84
    Realized Loss                                 0.00
    Interest           Collections        3,711,758.21
    Servicer           Fees                       0.00
    Trustee            Fees                       0.00





                       Number         Stated Principal Bal
    30-59 days deliquen              1      285,810.34
    60-89 days deliquen              0            0.00
    90+ days deliquent               0            0.00
    Foreclosures                     0            0.00
    Bankruptcies                     0            0.00
    REO Properties                   0            0.00


    Certificate        Balance        Interest        Principal

    Class A-1           253,248,700.00            0.00          0.00
    Class A-2           370,894,600.00            0.00          0.00
    ClassB-1              8,507,125.62            0.00          0.00
    ClassB-2             18,496,116.84            0.00          0.00







       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
    To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
    To be supplied upon receipt by the Trustee