Form 10-K
period 2002-12-31
GREENWICH CAPITAL ACCEPTANCE INC
filed 2003-03-31
CIK 826219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                   to                   .

Commission File Number: 333-60904

GREENWICH CAPITAL ACCEPTANCE, INC. (as Depositor of First Republic Mortgage Loan Trust 2002-FRB2, the Issuer of the Mortgage Loan Pass-Through Certificates, Series 2002-FRB2, under a Pooling and Servicing Agreement dated as of November 1, 2002)

GREENWICH CAPITAL ACCEPTANCE, INC.

(Exact Name of registrant as specified in its charter)

Delaware	06-1199884
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

600 Steamboat Road Greenwich, CT	06830
(Address of principal executive offices)	(Zip code)

(203) 662-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None (Title of class)	None (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

Not Applicable

Documents incorporated by reference:

Not Applicable

PART I
ITEM 1 — BUSINESS
ITEM 2 — PROPERTIES
ITEM 3 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6 — SELECTED FINANCIAL DATA
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14 CONTROLS AND PROCEDURES
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
INDEX TO EXHIBITS
Exhibit 99.1

GREENWICH CAPITAL ACCEPTANCE, INC.
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-FRB2

INDEX

			Page

PART I			3
ITEM 1	-	BUSINESS	3
ITEM 2	-	PROPERTIES	3
ITEM 3	-	LEGAL PROCEEDINGS	3
ITEM 4	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II			3
ITEM 5	-	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6	-	SELECTED FINANCIAL DATA	3
ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A	-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III			4
ITEM 10	-	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11	-	EXECUTIVE COMPENSATION	4
ITEM 12	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	4
PART IV			4
ITEM 14	-	CONTROLS AND PROCEDURES	4
ITEM 15	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	4
SIGNATURES			5
CERTIFICATION			6
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT			7
INDEX TO EXHIBITS			7

PART I

ITEM 1 — BUSINESS

     Not Applicable.

ITEM 2 — PROPERTIES

     Greenwich Capital Acceptance, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 — LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the First Republic Mortgage Loan Trust 2002-FRB2 (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; or the Servicer which relates to the Trust.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 -	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were fewer than 300 combined holders of the Class A-1 Certificates, the Class A-2 Certificates, the Class X Certificates, the Class B-1 Certificates, the Class B-2 Certificates, and the Class B-3 Certificates.

ITEM 6 — SELECTED FINANCIAL DATA

     Not Applicable.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not Applicable.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     Not Applicable.

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not Applicable.

ITEM 11 — EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Depositor is a Delaware corporation and indirect, limited purpose finance subsidiary of Royal Bank of Scotland Plc and an affiliate of Greenwich Capital Markets, Inc. The Trust is a grantor trust established under the Pooling and Servicing Agreement.

     Information as to entities owning more than 5% of the outstanding principal amount of each class of the Certificates will be filed with the Securities and Exchange Commission by an amended 10-K.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14    CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 15 -	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

          1. Financial Statements:

               Not applicable.

          2. Financial Statement Schedules:

               Not applicable.

          3. Exhibits:

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement.

99.2*	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.21 of the Pooling and Servicing Agreement.

*The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 10-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

December 31, 2002	Trustee’s Monthly Report for the Monthly Period

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH CAPITAL ACCEPTANCE, INC.

By:	FIRST REPUBLIC BANK, Not in its individual capacity but solely as Mortgage Loan Servicer, pursuant to limited power of attorney under the Pooling and Servicing Agreement dated November 1, 2002

By:	/s/ Cathy Myers

Name: Cathy Myers Title: Senior Vice President

Date: March 30, 2003.

CERTIFICATION

     I, Cathy Myers, Senior Vice President of First Republic Bank, a Nevada corporation, hereby certify that:

     1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Greenwich Capital Acceptance, Inc.;

     2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

     4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

     5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, National Association, as Trustee.

Date: March 30, 2003

/s/ Cathy Myers

Signature
Name: Cathy Myers
Title: Senior Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement.

99.2*	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.21 of the Pooling and Servicing Agreement.

*The document is not due to be delivered until March 31, 2003. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.