Form 10-K/A
period 2002-12-31
GREENWICH CAPITAL ACCEPTANCE INC
filed 2003-04-03
CIK 826219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-60904

GREENWICH CAPITAL ACCEPTANCE, INC. (as Depositor of First Republic Mortgage Loan Trust 2002-FRB2, the Issuer of the Mortgage Loan Pass-Through Certificates, Series 2002-FRB2, under a Pooling and Servicing Agreement dated as of November 1, 2002)

GREENWICH CAPITAL ACCEPTANCE, INC.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1199884 (I.R.S. employer identification no.)

600 Steamboat Road Greenwich, CT (Address of principal executive offices)	06830 (Zip code)

(203) 662-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	None
(Title of class)	(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [    ] No [ X ]

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
ITEM 1 — BUSINESS
ITEM 2 — PROPERTIES
ITEM 3 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6 — SELECTED FINANCIAL DATA
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14 CONTROLS AND PROCEDURES
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
INDEX TO EXHIBITS
Exhibit 99.1
Exhibit 99.2

GREENWICH CAPITAL ACCEPTANCE, INC.
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-FRB2

INDEX

Page

PART I	3
ITEM 1-BUSINESS	3
ITEM 2-PROPERTIES	3
ITEM 3-LEGAL PROCEEDINGS	3
ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3
PART II	3
ITEM 5-MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	3
ITEM 6-SELECTED FINANCIAL DATA	3
ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	3
PART III	4
ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11-EXECUTIVE COMPENSATION	4
ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	5
PART IV	6
ITEM 14-CONTROLS AND PROCEDURES	6
ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6
SIGNATURES	7
CERTIFICATION	8
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	9
INDEX TO EXHIBITS	9

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2002, there were three (3) holders of the Class A-1 Certificates, ten (10) holders of the Class A-2 Certificates, one (1) holder of the Class X Certificates, two (2) holders of the Class B-1 Certificates, one (1) holder of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

ITEM 6 — SELECTED FINANCIAL DATA

     Not Applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not Applicable.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          Not Applicable.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not Applicable.

ITEM 11 — EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Depositor is a Delaware corporation and indirect, limited purpose finance subsidiary of Royal Bank of Scotland Plc and an affiliate of Greenwich Capital Markets, Inc. The Trust is a grantor trust established under the Pooling and Servicing Agreement.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

Class A-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

The Bank of New York	$19,644,000	33.79%
One Wall Street
New York, NY 10286
Citibank, N.A.	$28,500,000	49.01%
3800 Citibank center B3-15
Tampa, FL 33610
PNC Bank, National Association	$10,000,000	17.20%
1600 Market Street
29th Floor
Philadelphia, PA 19103

Class A-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Citibank, N.A.	$24,000,000	7.73%
3800 Citibank Center B3-15
Tampa, FL 33610
JP Morgan Chase Bank	$111,464,000	35.90%
14201 Dallas Parkway
Dallas, TX 75254
Deutsche Bank Trust Company	$44,000,000	14.17%
Americas
648 Grassmere Park Road
Nashville, TN 37211

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Merrill Lynch, Pierce Fenner & Smith	$40,000,000	12.88%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854
The Northern Trust Company	$52,650,000	16.96%
801 S. Canal C-IN
Chicago, IL 60607

Class X

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company	$380,009,447	100.00%
Americas
648 Grassmere Park Road
Nashville, TN 37211

Class B-1

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wells Fargo Bank Minnesota, N.A.	$3,750,000	98.71%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Class B-2

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Wells Fargo Bank Minnesota, N.A.	$1,519,000	100.00%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Class B-3

Name and Address	Principal Amount Owned	Percentage of Outstanding Amount

Deutsche Bank Trust Company	$2,279,000	100.00%
Americas
648 Grassmere Park Road
Nashville, TN 37211

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14 — CONTROLS AND PROCEDURES

     Not Applicable.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial Statements:

Not applicable.

	2.	Financial Statement Schedules:

Not applicable.

	3.	Exhibits:

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement.

99.2	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.21 of the Pooling and Servicing Agreement.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

December 31, 2002	Trustee’s Monthly Report for the Monthly Period

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

Date: April 3, 2003.

CERTIFICATION

     I, Cathy Myers, Senior Vice President of First Republic Bank, a Nevada corporation, hereby certify that:

     1.     I have reviewed this amended annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Greenwich Capital Acceptance, Inc.;

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

Date: April 3, 2003

/s/ Cathy Myers
Signature
Name: Cathy Myers
Title: Senior Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

INDEX TO EXHIBITS
Item 14(C)

Exhibit No.	Description

99.1	Statement of Compliance of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement.

99.2	Independent Accountant’s Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.21 of the Pooling and Servicing Agreement.